Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1996-05-14
CIK 782335

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-14250

                   ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.
        (Exact name of small business issuer as specified in its charter)

                 New Jersey                                76-0163130
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                   (Issuer's telephone number) (713) 358-8401


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
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                   MARCH 31,
ASSETS                                                               1996
                                                                 --------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                          $     17,755
  Accounts receivable - oil & gas sales                               46,317
  Other current assets                                                 3,462
                                                               -------------

Total current assets                                                  67,534
                                                               -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,945,642
  Less  accumulated depreciation and depletion                     2,154,613
                                                               --------------

Property, net                                                        791,029
                                                               --------------


TOTAL                                                             $   858,563
                                                                 =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                               $    12,182
   Payable to general partner                                          11,726
                                                                  ------------

Total current liabilities                                              23,908
                                                                  ------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  23,454
                                                                  ------------

PARTNERS' CAPITAL:
   Limited partners                                                   773,571
   General partner                                                     37,630
                                                                  ------------

Total partners' capital                                               811,201
                                                                  ------------

TOTAL                                                             $   858,563
                                                                  ============





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------

(UNAUDITED)                                               THREE MONTHS ENDED
                                                      -------------------------

                                                 MARCH 31,            MARCH 31,
                                                   1996                 1995
                                               ------------         -----------

REVENUES:
  Oil and gas sales                            $   114,362          $   92,175
                                               ------------         ------------

EXPENSES:
  Depreciation and depletion                        37,274              51,636
  Lease operating expenses                          19,295              30,243
  Production taxes                                   5,322               4,354
  General and administrative                        13,643               8,420
                                               ------------         ------------

Total expenses                                      75,534              94,653
                                               ------------         ------------

INCOME (LOSS) FROM OPERATIONS                       38,828              (2,478)
                                               ------------         ------------

OTHER EXPENSE:
  Interest expense                                       -                (112)
                                               -------------        ------------

NET INCOME (LOSS )                             $     38,828         $    (2,590)
                                              ===============       ============







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
(UNAUDITED)
                                                            THREE MONTHS ENDED

                                                        MARCH 31,     MARCH 31,
                                                        1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  38,828      $ (2,590)

Adjustments to reconcile net income (loss) to net cash
  provided by operating
   activities:
  Depreciation and depletion                             37,274        51,636
(Increase) decrease in:
  Accounts receivable - oil & gas sales                 (18,999)       (7,367)
  Other current assets                                    4,468         4,876
Increase (decrease) in:
   Accounts payable                                      (9,750)        11,348
   Payable to general partner                           (17,917)       (23,489)

Total adjustments                                        (4,924)        37,004

Net cash provided by operating activities                33,904         34,414

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs               (9,755)       (17,396)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                  (19,366)       (12,850)

NET INCREASE IN CASH                                      4,783          4,168

CASH AT BEGINNING OF YEAR                                12,972          4,870

CASH AT END OF PERIOD                                 $  17,755       $  9,038

Cash paid during the period for interest expense      $       -       $    112







See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.            The interim  financial  information  included herein is unaudited;
              however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $19,366 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $92,175 in 1995 to $114,362 in 1996. This represents an increase of $22,187 or 24%. Oil sales increased $16,129 or 20%. A 23% increase in average oil prices increased sales by $18,035. This increase was partially offset by a 2% decrease in oil production. Gas sales increased by $6,058 or 53%. A 14% increase in average gas prices increased sales by $2,155. A 34% increase in gas production increased sales by an additional $3,903. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $30,243 in the first quarter of 1995 to $19,295 in the first quarter of 1996. The decrease of $10,948 (36%) is primarily due to workover costs incurred on the Concord acquisition in 1995.

Depreciation and depletion expense decreased from $51,636 in the first quarter of 1995 to $37,274 in the first quarter of 1996. This represents a decrease of $14,362 (28%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $16,264. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves at December 31, 1995.

General and administrative expenses increased from $8,420 in 1995 to $13,643 in 1996. This increase of $5,223 is primarily due to $3,845 higher direct expenses incurred by the Company in 1996 coupled with more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                      PROGRAM II - 7, L.P.
                                                     ------------------------
                                                          (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                    --------------------------
                                                          General Partner


                                                  By: /s/ R. E. Densford
                                                     -------------------
                                                          R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                          Officer




May 11, 1996                                     By: /s/ James A. Klein
                                                     ------------------
                                                        James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer