Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1996-08-13
CIK 782335

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         (Identification No.)

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

Transitional Small Business Disclosure Format (Check one):

                             Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                              JUNE 30,
ASSETS                                                          1996
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $             22,991
  Accounts receivable - oil & gas sales                              42,011
  Other current assets                                                3,416
                                                       ---------------------

Total current assets                                                 68,418
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facili               2,949,427
  Less  accumulated depreciation and depletion                    2,185,321
                                                       ---------------------

Property, net                                                       764,106
                                                       ---------------------


TOTAL                                                  $            832,524
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $              9,506
   Payable to general partner                                         3,352
                                                       ---------------------

Total current liabilities                                            12,858
                                                       ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                 782,036
   General partner                                                   37,630
                                                       ---------------------

Total partners' capital                                             819,666
                                                       ---------------------

TOTAL                                                  $            832,524
                                                       =====================




See accompanying notes to financial statements.
- -------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------


(UNAUDITED)                                    QUARTER ENDED        SIX MONTHS ENDED
                                         ---------------------   ----------------------

                                          JUNE 30,     JUNE 30,   JUNE 30,     JUNE 30,
                                           1996         1995       1996         1995
                                         --------    --------    ----------    ---------

REVENUES:
  Oil and gas sales                      $99,747     $87,836     $ 214,109   $  180,011
                                         --------    --------    ----------    ---------

EXPENSES:
  Depreciation and depletion              30,708      46,636        67,982       98,272
  Lease operating expenses                16,139      12,261        35,434       42,504
  Production taxes                         4,896       3,832        10,218        8,186
  General and administrative               9,231       6,407        22,874       14,827
                                         --------    --------    ----------    ---------

Total expenses                            60,974      69,136       136,508      163,789
                                         --------    --------    ----------    ---------

INCOME FROM OPERATIONS                    38,773      18,700        77,601       16,222
                                         --------    --------    ----------    ---------

OTHER EXPENSE:
  Interest expense                             -           -             -         (112)
                                         --------    --------    ----------    ---------

NET INCOME                               $38,773     $18,700     $  77,601   $   16,110
                                         ========    ========    ==========    =========



See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------

(UNAUDITED)
                                                              SIX MONTHS ENDED
                                                        -------------------------

                                                          JUNE 30,       JUNE 30,
                                                           1996           1995
                                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   77,601       $ 16,110
                                                        -----------      ---------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                67,982         98,272
(Increase) decrease in:
  Accounts receivable - oil & gas sales                    (14,693)        (3,663)
  Other current assets                                       4,514            327
Increase (decrease) in:
   Accounts payable                                        (12,426)         6,764
   Payable to general partner                              (49,745)       (56,051)
                                                        -----------      ---------

Total adjustments                                           (4,368)        45,649
                                                        -----------      ---------

Net cash provided by operating activities                   73,233         61,759
                                                        -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                 (13,540)       (28,589)
                                                        -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                     (49,674)       (28,940)
                                                        -----------      ---------

NET INCREASE IN CASH                                        10,019          4,230

CASH AT BEGINNING OF YEAR                                   12,972          4,870
                                                        -----------      ---------

CASH AT END OF PERIOD                                   $   22,991       $  9,100
                                                        ===========      =========




See accompanying notes to financial statements.
- -----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $23,193, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1996 Compared to Second Quarter 1995

[CAPTION]
Oil and gas sales for the second quarter increased to $99,747 in 1996 from $87,836 in 1995. This represents an increase of $11,911 (14%). Oil sales increased by $3,206 (4%). A 13% increase in the average oil sales price increased sales by $9,653. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $8,705 (105%). An 80% increase in the average gas sales price increased sales by $7,561. A 14% increase in gas production increased sales by an additional $1,144. The increases in the average sales prices correspond with changes in the overall market for the sale of oil
and gas.   The increase in gas production was primarily the result of enhanced production improvements on the Concord acquisition.

Lease operating expenses increased to $16,139 in the second quarter of 1996 from $12,261 in the second quarter of 1995. The increase of $3,878 (32%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1996.

Depreciation and depletion expense decreased to $30,708 in the second quarter of 1996 from $46,636 in the second quarter of 1995. This represents a decrease of $15,928 (34%). A 32% decrease in the depletion rate reduced depreciation and depletion expense by $14,186. The changes in production, noted above, reduced depreciation and depletion expense by an additional $1,742. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $9,231 in the second quarter of 1995 from $6,407 in the second quarter of 1995. This increase of $2,824 (44%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1996 Compared to the First Six Months in 1995

Oil and gas sales for the first six months increased to $214,109 in 1996 from $180,011 in 1995. This represents an increase of $34,098 (19%). Oil sales increased by $19,335 (12%). An 18% increase in the average oil sales price caused sales to increase by $27,335. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $14,763 (75%). A 41% increase in the average gas sales price increased sales by $10,090. A 24% increase in gas production increased sales by an additional $4,673. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the first six months decreased to $35,434 in 1996 from $42,504 in 1995. The decrease of $7,070 (20%) is primarily due to costs incurred on the Concord acquisition in the first quarter of 1995 to increase production.

Depreciation and depletion expense decreased to $67,982 in the first six months of 1996 from $98,272 in the first six months of 1995. This represents a decrease of $30,290 (31%). A 31% decrease in the depletion rate reduced depreciation and depletion by $30,497. This decrease was slightly offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $22,874 in the first six months of 1996 from $14,827 in the first six months of 1995. This increase of $8,047 (54%) is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                              ENEX OIL & GAS INCOME
                                              PROGRAM II - 7, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer




August 13, 1996                           By: /s/ James A. Klein
                                             -------------------
                                                  James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer