Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1996-11-07
CIK 782335

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
----------------------------------------------------------------------------

                                                              JUNE 30,
ASSETS                                                          1996
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $             22,991
  Accounts receivable - oil & gas sales                              42,011
  Other current assets                                                3,416
                                                       ---------------------

Total current assets                                                 68,418
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facili               2,949,427
  Less  accumulated depreciation and depletion                    2,185,321
                                                       ---------------------

Property, net                                                       764,106
                                                       ---------------------


TOTAL                                                  $            832,524
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $              9,506
   Payable to general partner                                         3,352
                                                       ---------------------

Total current liabilities                                            12,858
                                                       ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                 782,036
   General partner                                                   37,630
                                                       ---------------------

Total partners' capital                                             819,666
                                                       ---------------------

TOTAL                                                  $            832,524
                                                       =====================


Number of $500 Limited Partner units outstanding                      8,870



See accompanying notes to financial statements.
-------------------------------------------------------------------------

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities. Company's partners.


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


                                              ENEX OIL & GAS INCOME
                                              PROGRAM II - 7, L.P.
                                                  (Registrant)



                                          By:ENEX RESOURCES CORPORATION
                                                 General Partner



                                          By: /s/ R. E. Densford
                                                  R. E. Densford
                                            Vice President, Secretary
                                          Treasurer and Chief Financial
                                                     Officer





November 7, 1996                          By: /s/ James A. Klein
                                             -------------------
                                                  James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer