Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1996-11-14
CIK 782335

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


            [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                      OR

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                                September 30,
ASSETS                                                               1996
                                                            -----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $      48,933
  Accounts receivable - oil & gas sales                            45,423
  Other current assets                                              2,225
                                                            --------------

Total current assets                                               96,581
                                                            --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         2,955,296
  Less  accumulated depreciation and depletion                  2,215,464
                                                            --------------

Property, net                                                     739,832
                                                            --------------


TOTAL                                                       $     836,413
                                                            ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $       6,309
   Payable to general partner                                       3,883
                                                            --------------

Total current liabilities                                          10,192
                                                            --------------

PARTNERS' CAPITAL:
   Limited partners                                               788,591
   General partner                                                 37,630
                                                            --------------

Total partners' capital                                           826,221
                                                            --------------

TOTAL                                                       $     836,413
                                                            ==============



Number of $500 Limited Partner units outstanding                    8,870

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                        NINE MONTHS ENDED
                                 -------------------------------------    --------------------------------------

                                  September 30,        September 30,        September 30,        September 30,
                                      1996                  1995                 1996                 1995
                                 ----------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales               $       106,625     $         90,043     $        320,734   $         270,054
                                 ----------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion              30,143               51,126               98,125              149,398
  Lease operating expenses                14,390               18,809               49,824               61,313
  Production taxes                         5,146                3,975               15,364               12,161
  General and administrative               7,217                7,250               30,091               22,077
                                 ----------------    -----------------    -----------------    -----------------

Total expenses                            56,896               81,160              193,404              244,949
                                 ----------------    -----------------    -----------------    -----------------

INCOME FROM OPERATIONS                    49,729                8,883              127,330               25,105
                                 ----------------    -----------------    -----------------    -----------------

OTHER EXPENSE:
  Interest expense                             -                    -                  206                 (112)
                                 ----------------    -----------------    -----------------    -----------------

NET INCOME                        $        49,729     $          8,883     $        127,536   $          24,993
                                 ================    =================    =================    =================


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------
(UNAUDITED)
                                                                    NINE MONTHS ENDED
                                                      ------------------------------------------

                                                         September 30,           September 30,
                                                              1996                   1995
                                                      -------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $          127,536         $       24,993
                                                      -------------------      -----------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                      98,125                149,398
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (18,105)                (2,367)
  Other current assets                                             5,705                  6,145
Increase (decrease) in:
   Accounts payable                                              (15,623)                   985
   Payable to general partner                                    (49,214)               (82,646)
                                                      -------------------      -----------------

Total adjustments                                                 20,888                 71,515
                                                      -------------------      -----------------

Net cash provided by operating activities                        148,424                 96,508
                                                      -------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                       (19,409)               (39,607)
                                                      -------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                           (93,054)               (47,671)
                                                      -------------------      -----------------

NET INCREASE IN CASH                                              35,961                  9,230

CASH AT BEGINNING OF YEAR                                         12,972                  4,870
                                                      -------------------      -----------------

CASH AT END OF PERIOD                                 $           48,933         $       14,100
                                                      ===================      =================




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

2. A cash distribution was made to the limited partners of the Company in the amount of $32,739, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited
     partnerships.   On  November  13,  1996,  the  Company  submitted  amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $106,625 in 1996 from $90,043 in 1995. This represents an increase of $16,582 (18%). Oil sales increased by $15,540 (20%). A 32% increase in the average oil sales price increased sales by $23,053. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $1,042 (9%). A 57% increase in the average gas sales price increased sales by $4,527. This increase was partially offset by a 30% decrease in gas production. The decrease in oil and gas production was primarily due to natural production delines. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $14,390 in the third quarter of 1996 from $18,809 in the third quarter of 1995. The decrease of $4,419 (23%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $30,143 in the third quarter of 1996 from $51,126 in the third quarter of 1995. This represents a decrease of $20,983 (41%). A 32% decrease in the depletion rate reduced depreciation and depletion expense by $14,050. The changes in production, noted above, reduced depreciation and depletion expense by an additional $6,933. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses decreased to $7,217 in the third quarter of 1995 from $7,250 in the third quarter of 1995. This decrease of $33 is primarily due to less staff time being required to manage the Company's operations.

First Nine  Months in 1996 Compared to the First Nine Months in 1995
--------------------------------------------------------------------

Oil and gas sales for the first nine months increased to $320,734 in 1996 from $270,054 in 1995. This represents an increase of $50,680 (19%). Oil sales increased by $34,875 (15%). A 23% increase in the average oil sales price caused sales to increase by $50,421. This increase was partially offset by a 7% decrease in oil production. Gas sales increased by $15,805 (51%). A 44% increase in the average gas sales price increased sales by $14,410. A 5% increase in gas production increased sales by an additional $1,395. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily the result of the enhanced production improvements on the Concord acquisition.

Lease operating expenses for the first nine months decreased to $49,824 in 1996 from $61,313 in 1995. The decrease of $11,489 (19%) is primarily due to costs incurred on the Concord acquisition in the first quarter of 1995 to increase production.

Depreciation and depletion expense decreased to $98,125 in the first nine months of 1996 from $149,398 in the first nine months of 1995. This represents a decrease of $51,273 (34%). A 31% decrease in the depletion rate reduced depreciation and depletion by $44,685. The changes in production, noted above, reduced depreciation and depletion expense by an additional $6,588. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $30,091 in the first nine months of 1996 from $22,097 in the first nine months of 1995. This increase of $8,014 (36%) is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                               ENEX OIL & GAS INCOME
                                               PROGRAM II - 7, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




November 13, 1996                          By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer