Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1997-01-08
CIK 782335

------------------------------------------------------------------------


------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                                 Number of Record Holders
               Title of Class                      (as of March 1, 1996)

             -----------------                 --------------------------------


          General Partner's Interests                        1

          Limited Partnership Interests                     444



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

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 were primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions decreased from 1994 to 1995, due primarily to the decrease in payable to the general partner of $97,935 in 1995 as compared to a decrease of $33,092 in 1994.


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


DELOITTE & TOUCHE LLP



Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.


BALANCE SHEET, DECEMBER 31, 1995
-----------------------------------------------------------------------------

ASSETS
                                                                     1995
                                                               --------------
CURRENT ASSETS:
  Cash                                                         $      12,972
  Accounts receivable - oil & gas sales                               27,318
  Other current assets                                                 7,930
                                                               --------------

Total current assets                                                  48,220
                                                               --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
     mineral interests and related equipment & facilities          2,935,887
  Less  accumulated depreciation and depletion                     2,117,339
                                                               --------------

Property, net                                                        818,548
                                                               --------------


TOTAL                                                          $     866,768
                                                               ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      21,932
   Payable to general partner                                         53,097
                                                               --------------

Total current liabilities                                             75,029
                                                               --------------

PARTNERS' CAPITAL:
   Limited partners                                                  754,109
   General partner                                                    37,630
                                                               --------------

Total partners' capital                                              791,739
                                                               --------------

TOTAL                                                          $     866,768
                                                               ==============


Number of $500 Limited Partner units outstanding                       8,870

See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - SERIES 7, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------


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

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                    Limited
                                                            Enex    Partners

                                                           ------  ----------


             Commissions and selling expenses                         100%
             Company reimbursement of organization
               expense                                                100%
             Company property acquisition                             100%
             General and administrative costs                10%       90%
             Costs of drilling and completing
               development wells                             10%       90%
             Revenues from temporary investment of
               partnership capital                                    100%
             Revenues from producing properties              10%       90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)               10%       90%


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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                                      ENEX OIL AND GAS INCOME
                                      PROGRAM - 7, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                               the General Partner




December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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