Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1997-01-08
CIK 782335

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
                                 ================    =================    =================    =================


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                   PER $500
                                                                                   LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     891,597    $     37,630      $    853,967      $    97

CASH DISTRIBUTIONS                  (110,944)              -          (110,944)         (13)

NET INCOME                             8,924               -             8,924            1
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           789,577          37,630           751,947           86

CASH DISTRIBUTIONS                   (61,555)              -           (61,555)          (7)

NET INCOME                            63,717               -            63,717            7
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     791,739    $     37,630       $   754,109 (1)  $    86

CASH DISTRIBUTIONS                   (93,054)              -           (93,054)         (10)

NET INCOME                           127,536               -           127,536           14
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     826,221    $     37,630       $   788,591 (1)  $    90
                               ==============   =============    ==============     ========


(1)  Includes 2,814 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities activities.


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


                                                ENEX OIL & GAS INCOME
                                                PROGRAM II - 7, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





December 23, 1996                           By: /s/ James A. Klein
                                                -------------------

                                                    James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer