Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1997-03-31
CIK 782335

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $451,574

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                    ENEX OIL & GAS INCOME PROGRAM II-7, L.P.

Item No.           Part I                                          Page
--------        ----------                                         -------


        1    Description of Business                                     I-1

        2    Description of Property                                     I-3

        3    Legal Proceedings                                           I-5

        4    Submission of Matters to a Vote
             of Security Holders                                         I-5

                        Part II
                       -----------


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


                          Part III
                       -------------


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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

     Amoco Production Company and Exxon Company, U.S.A. accounted for 20% and 13%, respectively, of the Company's total sales in 1996. Amoco Production Company and Exxon Company,

U.S.A. accounted for 24% and 13%, respectively, of the Company's sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

               The Company retains working interests ranging from 0.01% to 2.46% of the total Concord acquisition at December 31, 1996. The Concord acquisition is operated by nearly 100 different oil and gas producers.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.


Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.



                                                          1996        1995
                                                          ----        ----
Crude oil and condensate (Bbls).......................  19,016      19,711
Natural gas (Mcf).....................................  29,503      26,849

               The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995.


                                                      1996           1995
                                                      ----           ----
Average sales price per barrel of oil.............$  20.12        $ 15.67
Average sales price per Mcf of gas................    2.34           1.60
Average production cost per equivalent
   barrel of production...........................    4.30           4.91


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



Number of Equity Security Holders

                                                    Number of Record Holders
                Title of Class                        (as of March 1, 1997)
             --------------------                 ---------------------------


           General Partner's Interests                            1

           Limited Partnership Interests                         429



Dividends

           The Company made cash distributions to partners of $17 and $7 per $500 investment in 1996 and 1995, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1997.

Item 6.       Management's Discussion and Analysis or Plan of Operation


Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil and gas sales in 1996 were $451,574 as compared with $351,842 in 1995. Oil and gas sales increased by $99,732 or 28%. Oil sales increased by $73,630 or 24%. A 28% increase in the average oil sales price caused a $84,521 increase in oil revenues. This increase was partially offset by a 4% decrease in oil production. Gas sales increased by $26,102 or 61%. A 46% increase in the average gas sales price increased sales by $21,856. A 10% increase in gas production increased sales by an additional $4,246. The increases in average oil and gas prices correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily due to enhanced production improvements made on the Concord acquisition in 1995 and 1996.

              Lease operating expenses were $81,511 in 1996 and $102,810 in 1995. The decrease of $21,299 or 21% from 1995 to 1996 was primarily due to enhanced recovery costs incurred on the Concord acquisition in 1995.

              Depreciation and depletion expense was $114,474 in 1996 as compared with $134,684 in 1995. This represents a decrease in depletion and depreciation expense of $20,210 or 15%. A 14% decrease in the depletion rate reduced depreciation and depletion by $18,809. The changes in production, noted above, reduced depreciation and depletion expense by an additional $1,401. The decrease in the depletion rate was primarily the result of an upward revision of the oil and gas reserves during December 1996.

              General and administrative expenses were $42,658 in 1996 as compared with 34,674 in 1995. The increase of $7,984 or 23% from 1995 to 1996 was primarily the result of more staff time being required to manage the Company's operations in 1996.

Capital Resources and Liquidity

              The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 were primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions increased from 1995 to 1996, due primarily to the decrease in payable to the general partner of $97,935 in 1995 as compared to a decrease of $46,120 in 1996, coupled with the increase in oil and gas revenues, noted above.

              The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after the payment of debt obligations. The Company plans to repay the amounts owed to the general partner in 1997. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in significant developmental drilling activity.

Item 7.        Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
Program II-7, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program II-7, L.P. (a Texas limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program II-7, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program II-7, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP



Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

BALANCE SHEET, DECEMBER 31, 1996
-------------------------------------------------------------------------------

ASSETS
                                                                       1996
                                                                 --------------
CURRENT ASSETS:
  Cash                                                           $      53,285
  Accounts receivable - oil & gas sales                                 50,824
  Other current assets                                                   2,041
                                                                 --------------

Total current assets                                                   106,150
                                                                 --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
     mineral interests and related equipment & facilities            2,969,716
  Less  accumulated depreciation and depletion                       2,231,813
                                                                 --------------

Property, net                                                          737,903
                                                                 --------------


TOTAL                                                            $     844,053
                                                                 ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $      12,862
   Payable to general partner                                            6,977
                                                                 --------------

Total current liabilities                                               19,839
                                                                 --------------

PARTNERS' CAPITAL:
   Limited partners                                                    798,628
   General partner                                                      25,586
                                                                 --------------

Total partners' capital                                                824,214
                                                                 --------------

TOTAL                                                            $     844,053

                                                                 ==============


Number of $500 Limited Partner units outstanding                         8,870







See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                      1996           1995
                                                 -----------   ------------

REVENUES:
  Oil and gas sales                              $  451,574    $   351,842
                                                 -----------   ------------

EXPENSES:
  Depreciation and depletion                        114,474        134,684
  Lease operating expenses                           81,511        102,810
  Production taxes                                   21,343         15,845
  General and administrative:
    Allocated from general partner                   36,577         29,430
    Direct expense                                    6,081          5,244
                                                 -----------   ------------

Total expenses                                      259,986        288,013
                                                 -----------   ------------

INCOME FROM OPERATIONS                              191,588         63,829
                                                 -----------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                       206              -
  Interest expense to general partner                     -           (112)
                                                 -----------   ------------

Total other income (expense)                            206           (112)
                                                 -----------   ------------

NET INCOME                                       $  191,794    $    63,717
                                                 ===========   ============




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                                                     PER $500
                                                                                     LIMITED
                                                                                     PARTNER
                                                        GENERAL        LIMITED      UNIT OUT-
                                          TOTAL         PARTNER        PARTNERS      STANDING
                                -----------------     ----------    -----------    ----------

BALANCE, JANUARY 1, 1995        $        789,577       $  37,630    $    751,947          86

CASH DISTRIBUTIONS                       (61,555)             -        (61,555)           (7)

NET INCOME                                63,717              -         63,717             7
                                -----------------     ----------    -----------    ----------

BALANCE, DECEMBER 31, 1995               791,739         37,630        754,109            86

CASH DISTRIBUTIONS                      (159,319)       (12,044)      (147,275)          (17)

NET INCOME                               191,794              -        191,794            22
                                -----------------     ----------    -----------    ----------

BALANCE, DECEMBER 31, 1996      $        824,214       $  25,586     $ 798,628 (1)        91
                                =================     ==========    ===========    ==========



(1)  Includes 2,291 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 7, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------

                                                              1996            1995
                                                          -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  191,794        $ 63,717
                                                          -----------      ----------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                 114,474         134,684
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      (23,506)         (2,709)
  Other current assets                                         5,889           2,677
Increase (decrease) in:
   Accounts payable                                           (9,070)         11,348
   Payable to general partner                                (46,120)        (97,935)
                                                          -----------      ----------

Total adjustments                                             41,667          48,065
                                                          -----------      ----------

Net cash provided by operating activities                    233,461         111,782
                                                          -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                   (33,829)        (42,125)
                                                          -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                      (159,319)        (61,555)
                                                          -----------      ----------

NET INCREASE IN CASH                                          40,313           8,102

CASH AT BEGINNING OF YEAR                                     12,972           4,870
                                                          -----------      ----------

CASH AT END OF YEAR                                       $   53,285       $  12,972
                                                          ===========      ==========

Interest paid during the year                             $        -       $     112
                                                          ===========      ==========





See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - SERIES 7, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996

------------------------------------------------------------------------------



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

               Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                       Limited
                                                          Enex         Partners
                                                        -------        --------


               Commissions and selling expenses                          100%
               Company reimbursement of organization
                 expense                                                 100%
               Company property acquisition                              100%
               General and administrative costs            10%            90%
               Costs of drilling and completing
                 development wells                         10%            90%
               Revenues from temporary investment of
                 partnership capital                                     100%
               Revenues from producing properties          10%            90%
               Operating costs (including general and
                 administrative costs associated with
                 operating producing properties)           10%            90%


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

               Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1996:

                                                                                   Allocable to       Per $500 Limited
                                                                    -----------------------------
                                                                      General            Limited        Partner Unit
                                                      TOTAL           Partner           Partners         Outstanding
                                               ------------------   -----------  -----------------    --------------
Net income as reflected in the
     accompanying financial statements         $         191,794    $        -       $    191,794       $   22
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (17,860)            -            (17,860)          (2)
  Difference in depreciation and
     depletion computed for federal
     computed for federal income
     income tax purposes and the
     amount computed for financial
     reporting purposes                                   23,207             -             23,207            2
                                               ------------------   -----------  -----------------    ---------

Net income for federal
   income tax purposes                         $         197,141    $        -      $     197,141       $   22
                                               ==================   ===========  =================    =========

Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                         Allocable to        Per $500 Limited
                                                                    -------------------------------
                                                                  General            Limited     Partner Unit
                                                    TOTAL         Partner           Partners     Outstanding
                                               ------------   ------------------  -----------  ---------------
Partners' capital as reflected
     accompanying financial statements         $   824,214    $   25,586          $ 798,628        $   91
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                          (227,278)      (16,518)          (210,760)          (24)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                  (25,349)            -            (25,349)           (3)
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                           420,681             -            420,681            47
                                               ------------   -----------  -----------------    ----------

Partners' capital for federal
     income tax purposes                       $   992,268    $    9,068         $  983,200        $  111
                                               ============   ===========  =================    ==========

4.        PAYABLE TO GENERAL PARTNER

          The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its ongoing operations. The Company plans to repay the amounts owed to the general partner in 1997.

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

6.        SIGNIFICANT PURCHASERS

          Amoco Production Company and Exxon Company, U.S.A. accounted for 20% and 13%, respectively, of the Company's total sales in 1996. Amoco Production Company and Exxon Company, U.S.A. accounted for 24% and 13%, respectively, of the Company's sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

7.        NOTE PAYABLE TO THE GENERAL PARTNER

          On January 1, 1995, the Company borrowed $7,000 from the general partner in order to purchase an additional interest in the Concord acquisition. The resultant note payable to the general partner bore interest at prime plus three-fourths of one percent or a weighted average rate of 9.48%. On March 3, 1995, the note was completely repaid.

     ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                  Per $500                                  Per $500
                                                                   Limited              Natural              Limited
                                               Oil              Partner Unit              Gas             Partner Unit
                                              (BBLS)             Outstanding             (MCF)             Outstanding
                                           ---------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1995                                    99,495                    11              134,138                   15

    Revisions of previous estimates                44,251                     5               57,061                    7
    Production                                    (19,711)                   (2)             (26,849)                  (3)
                                           ---------------    ------------------   ------------------   ------------------

December 31, 1995                                 124,035                    14              164,350                   19

    Revisions of previous estimates                18,549                     2               45,129                    5
    Production                                    (19,016)                   (2)             (29,503)                  (4)
                                           ---------------    ------------------   ------------------   ------------------

December 31, 1996                                 123,568                    14              179,976                   20
                                           ===============    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1995                                    99,495                    11              134,138                   15
                                           ===============    ==================   ==================   ==================

December 31, 1995                                 124,035                    14              164,350                   19
                                           ===============    ==================   ==================   ==================

December 31, 1996                                 123,568                    14              179,976                   20
                                           ===============    ==================   ==================   ==================

Item 8.        Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure


               Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro- Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

                 William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of

                                      III-1

1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

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

                                      III-2

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $36,577 and $29,430 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                             $500 Limited
                            Name of          Partner Units        Percent
    Title of Class     Beneficial Owner     Owned Directly       of Class

    Limited Partner     Enex Resources              2,291        25.8324%


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

                                                                ----------------

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

                       (4)        Not Applicable

                       (10)       Not Applicable

                       (11)       Not Applicable

                       (12)       Not Applicable

                                      III-4

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

                                      ENEX OIL AND GAS INCOME
                                      PROGRAM - 7, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




March 18, 1997                      By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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