Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM II 7 L P
filed 1997-05-15
CIK 782335

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 MARCH 31,
ASSETS                                                              1997
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $             35,860
  Accounts receivable - oil & gas sales                                  43,868
  Other current assets                                                    2,088
                                                           ---------------------

Total current assets                                                     81,816
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               2,973,475
  Less  accumulated depreciation and depletion                        2,258,513
                                                           ---------------------

Property, net                                                           714,962
                                                           ---------------------


TOTAL                                                      $            796,778
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $             15,030
   Payable to general partner                                               558
                                                           ---------------------

Total current liabilities                                                15,588
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     770,600
   General partner                                                       10,590
                                                           ---------------------

Total partners' capital                                                 781,190
                                                           ---------------------

TOTAL                                                      $            796,778
                                                           =====================


Number of $500 Limited Partner units outstanding                          8,870




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                                    THREE MONTHS ENDED
                                     ---------------------------------------

                                          MARCH 31,            MARCH 31,
                                            1997                 1996
                                     ------------------   ------------------

REVENUES:
  Oil and gas sales                  $         110,135    $         114,362
                                     ------------------   ------------------

EXPENSES:
  Depreciation and depletion                    26,700               37,274
  Lease operating expenses                      29,003               19,295
  Production taxes                               5,233                5,322
  General and administrative                     9,711               13,643
                                     ------------------   ------------------

Total expenses                                  70,647               75,534
                                     ------------------   ------------------

NET INCOME                           $          39,488    $          38,828
                                     ==================   ==================



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX  INCOME AND RETIREMENT FUND - SERIES 3, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                         PER $500
                                                                         LIMITED
                                                                         PARTNER
                                            GENERAL        LIMITED      UNIT OUT-
                                TOTAL        PARTNER       PARTNERS      STANDING
                             ----------   -----------   ------------   -----------

BALANCE, JANUARY 1, 1996     $ 791,739    $   37,630    $   754,109    $       85

CASH DISTRIBUTIONS            (159,319)      (12,044)      (147,275)          (17)

NET INCOME                     191,794             -        191,794            22
                             ----------   -----------   ------------   -----------

BALANCE, DECEMBER 31, 1996     824,214        25,586        798,628            90

CASH DISTRIBUTIONS             (82,512)      (14,996)       (67,516)           (8)

NET INCOME                      39,488             -         39,488             5
                             ----------   -----------   ------------   -----------

BALANCE, MARCH 31, 1997      $ 781,190    $   10,590    $   770,600 (1)$       87
                             ==========   ===========   ============   ===========


(1)  Includes 2,291 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 7, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                           THREE MONTHS ENDED
                                                       ---------------------------

                                                          MARCH 31,      MARCH 31,
                                                            1997            1996
                                                       ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $    39,488       $  38,828
                                                       ------------     -----------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                26,700          37,274
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      6,956         (18,999)
  Other current assets                                         (47)          4,468
Increase (decrease) in:
   Accounts payable                                          2,168          (9,750)
   Payable to general partner                               (6,419)        (17,917)
                                                       ------------     -----------

Total adjustments                                           29,358          (4,924)
                                                       ------------     -----------

Net cash provided by operating activities                   68,846          33,904
                                                       ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                  (3,759)         (9,755)
                                                       ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                     (82,512)        (19,366)
                                                       ------------     -----------

NET INCREASE (DECREASE) IN CASH                            (17,425)          4,783

CASH AT BEGINNING OF YEAR                                   53,285          12,972
                                                       ------------     -----------

CASH AT END OF PERIOD                                  $    35,860       $  17,755
                                                       ============     ===========



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

2. A cash distribution was made to the limited partners of the Company in the amount of $67,516 representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $114,362 in 1996 to $110,135 in 1997. This represents a decrease of $4,227 or 4%. Oil sales decreased $1,554 or 2%. A 13% decrease in oil production reduced sales by $12,739. This decrease was partially offset by a 13% increase in average oil prices. Gas sales decreased by $2,673 or 15%. A 38% decrease in gas production reduced sales by $6,735. This decrease was partially offset by a 37% increase in the average gas sales price. The decrease in oil production was primarily due to natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $19,295 in the first quarter of 1996 to $29,003 in the first quarter of 1997. The increase of $9,708 is primarily due to workover costs incurred on the Concord acquisition in 1997.

Depreciation and depletion expense decreased from $37,274 in the first quarter of 1996 to $26,700 in the first quarter of 1997. This represents a decrease of $10,574 (28%). The changes in production, noted above, reduced depreciation and depletion expense by $6,925. A 12% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,649. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $13,643 in 1996 to $9,711 in 1997. This decrease of $3,932 is primarily due to a $2,492 decrease in direct expenses incurred by the Company in 1997 coupled with less staff time being required to manage the Company's operations.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                      PROGRAM II - 7, L.P.
                                                     ------------------------
                                                          (Registrant)



                                                 By:ENEX RESOURCES CORPORATION
                                                    --------------------------
                                                          General Partner


                                                  By: /s/ R. E. Densford
                                                     -------------------
                                                          R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                          Officer




May 11, 1997                                     By: /s/ James A. Klein
                                                     ------------------
                                                        James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer